Form 10-K
period 2007-12-31
Greenwich Capital Commercial Funding Corp. Commercial Mortgage Trust 2007-GG11
filed 2008-03-28
CIK 1414417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-131400-03

Greenwich Capital Commercial Funding Corp. Commercial Mortgage Trust 2007-GG11
(Exact name of issuing entity as specified in its charter)

Commission File number of depositor: 333-131400

Greenwich Capital Commercial Funding Corp.
(Exact name of depositor as specified in its charter)

Greenwich Capital Financial Products, Inc.
(Exact name of the sponsor as specified in its charter)

Goldman Sachs Mortgage Company
(Exact name of the sponsor as specified in its charter)

New York	61-1548670 61-1548671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o LaSalle Bank National Association, 135 South LaSalle Street, Chicago, Illinois 60603, 312-904-7323
(Address, including zip code, and telephone number, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.*

☐ Yes	☒ No

*The issuing entity is required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

*The issuing entity is required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) incorporated by reference in Part IV.

PART I
Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.
ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligor Financial Information.
The One Liberty Plaza loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with Item 1122(b) of Regulation AB, the most recent unaudited net operating income of Brookfield Properties OLP Co. LLC, as provided by the related borrower, was $(6,232,940) (on an actual basis without adjustment) for the year ended December 31, 2007.  In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of Brookfield Financial Properties, L.P., as provided by the related borrower, was $108,121,000 (on an actual basis without adjustment) for the year ended December 31, 2007.

The Scottsdale Fashion Square loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB and as disclosed in the 424(b)(5) filing dated October 25, 2007 the most recent unaudited net operating income of the significant obligor, as provided by the related borrower, was $42,802,458 (on an actual basis without adjustment) for the year ended December 31, 2007.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider and Significant Derivative Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

1115(b) of Regulation AB. Significant Derivatives Provider.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings
The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to such issuing entity, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
The information regarding this Item has been previously filed in a 424(b)(5) filing dated October 25, 2007.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

    Wachovia Bank National Association’s (“Wachovia” or the “Company”) Management Assessment (the “Assessment”) attached as an exhibit to this report on Form 10-K describes the following material instances of noncompliance related to cash collection and administration:
    “With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank account within the timeframe as specified in the transaction agreement.  Those payments were deposited into the appropriate custodial bank accounts after those timeframes.  Management does not believe that this failure to follow the transaction agreements resulted in any loss of control over trust assets or in any impact to investors.  The Company implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.
    With respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel’s approval limits.  Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors.  The Company implemented additional controls in 2007 to better monitor these processes and correct the non-compliance.”

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B to the 2007 Assessment the following material instance of noncompliance related to investor reporting: “1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”
The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.
The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.
With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Item 1123 of Regulation AB. Servicer Compliance Statement
The servicer compliance statements are attached hereto under Item 15.

PART IV
Item 15. Exhibits, and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

Exhibit Number		Description
4.1		Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) (incorporated by reference)
31		Rule 13a-14(d)/15d-14(d) Certifications
33		Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Wachovia Bank National Association, as master servicer
	b)	LNR Partners, Inc., as special servicer
	c)	LaSalle Bank National Association, as trustee and custodian
	d)	KeyCorp Real Estate Capital markets, Inc., as master servicer with respect to the USFS Industrial Distribution Portfolio loan
	e)	First American Commercial Real Estate Services, Inc., as servicing function participant to Wachovia Bank, National Association
	f)	Global Realty Outsourcing, Inc., as servicing function participant to Wachovia Bank, National Association
34		Attestation Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Wachovia Bank National Association, as master servicer
	b)	LNR Partners, Inc., as special servicer
	c)	LaSalle Bank National Association, as trustee and custodian
	d)	KeyCorp Real Estate Capital markets, Inc., as master servicer with respect to the USFS Industrial Distribution Portfolio loan
	e)	First American Commercial Real Estate Services, Inc., as servicing function participant to Wachovia Bank, National Association
	f)	Global Realty Outsourcing, Inc., as servicing function participant to Wachovia Bank, National Association
35		Servicer Compliance Statement
	a)	Wachovia Bank National Association, as master servicer
	b)	LNR Partners, Inc., as special servicer
	c)	LaSalle Bank National Association, as trustee
	d)	KeyCorp Real Estate Capital markets, Inc., as master servicer with respect to the USFS Industrial Distribution Portfolio loan
99.1		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) (incorporated by reference)
99.2		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) (incorporated by reference)

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenwich Capital Commercial Funding Corp.

March 28, 2008	/s/ Mark Finerman
By: Mark Finerman
Title: President
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

Exhibit Number		Description
4.1		Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) (incorporated by reference)
31		Rule 13a-14(d)/15d-14(d) Certifications
33		Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Wachovia Bank National Association, as master servicer
	b)	LNR Partners, Inc., as special servicer
	c)	LaSalle Bank National Association, as trustee and custodian
	d)	KeyCorp Real Estate Capital markets, Inc., as master servicer with respect to the USFS Industrial Distribution Portfolio loan
	e)	First American Commercial Real Estate Services, Inc., as servicing function participant to Wachovia Bank, National Association
	f)	Global Realty Outsourcing, Inc., as servicing function participant to Wachovia Bank, National Association
34		Attestation Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Wachovia Bank National Association, as master servicer
	b)	LNR Partners, Inc., as special servicer
	c)	LaSalle Bank National Association, as trustee and custodian
	d)	KeyCorp Real Estate Capital markets, Inc., as master servicer with respect to the USFS Industrial Distribution Portfolio loan
	e)	First American Commercial Real Estate Services, Inc., as servicing function participant to Wachovia Bank, National Association
	f)	Global Realty Outsourcing, Inc., as servicing function participant to Wachovia Bank, National Association
35		Servicer Compliance Statement
	a)	Wachovia Bank National Association, as master servicer
	b)	LNR Partners, Inc., as special servicer
	c)	LaSalle Bank National Association, as trustee
	d)	KeyCorp Real Estate Capital markets, Inc., as master servicer with respect to the USFS Industrial Distribution Portfolio loan
99.1		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) (incorporated by reference)
99.2		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007(Commission File Number 333-131400-03)) (incorporated by reference)